Form 10-Q
period 2013-06-30
Equisource Hotel Fund I, LLP
filed 2013-08-20
CIK 1562872

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

Equisource Hotel Fund I, LLP

Nevada	46-1009494
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2009 E. Windmill Lane
Las Vegas, NV 89123
(702) 240-0977
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At August 19, 2013, there were no limited partnership interests outstanding.

Equisource Hotel Fund I, LLP
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED June 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Equisource Hotel Fund I, LLP
(A Development Stage Company)
Condensed Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$3,645	$2,329
Prepaid Expense	15,000	10,000
TOTAL ASSETS	$18,645	$12,329

LIABILITIES AND PARTNER EQUITY

Current Liabilities
Accrued Liability	$-	$-
Due to Related Party	20,000	10,000
TOTAL LIABILITIES	20,000	10,000

Partner Capital (Deficit)
Partnership Contributions	5,500	5,500
Deficit accumulated during development stage	(6,855)	(3,171)

TOTAL PARTNER CAPITAL (DEFICIT)	(1,355)	2,329

TOTAL LIABILITIES AND PARTNER CAPITAL (DEFICIT)	$18,645	$12,329

The accompanying notes are an integral part of these condensed financial statements.

Equisource Hotel Fund I, LLP
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2013			Six Months Ended June 30,		For the period from September 19, 2012 (inception) to
	2013	2012		2013	2012	June 30, 2013

Revenue	$-		$-	$-	$-	$-

Expenses
Professional fees	(728)		-	(1,768)	-	(3,268)
General and administrative	(340)		-	(382)	-	(396)
Legal fees paid by principal stockholder	(1,293)		-	(1,534)	-	(3,191)

Net loss	$(2,361)	$		$(3,684)	$-	$(6,855)

The accompanying notes are an integral part of these condensed financial statements.

Equisource Hotel Fund I, LLP
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,		From September 19, 2012 (inception) to June 30,
	2013	2012	2013
Cash Flows from Operating Activities
Net Income	$(3,684)	$-	$(6,855)
Adjustments to Reconcile Net Ioss to Net Cash used in Operations:
Increase in Prepaid Expenses	(5,000)	-	(15,000)
Net Cash (Used in) Operating Activities	(8,684)	-	(21,855)

Cash Flows provided by Financing Activities
Increase Due to Related Party	10,000	-	20,000
Partnership Contributions	-	-	5,500
Net Cash Provided by Financing Activities	$10,000.00	$-	$25,500.00

Net Change in Cash	1,316		3,645

Cash Beginning of Period	2,329	-	-
Cash End of Period	$3,645	$-	$3,645

Supplemental Schedule Cash Flow Information
Cash Paid for Interest	$-	$-	$-
Cash Paid for Taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

EQUISOURCE HOTEL FUND I, LLP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2013

Note 1 – NATURE OF OPERATIONS

EquiSource Hotel Fund I, LLP (The Partnership) was incorporated in the State of Nevada on September 19, 2012. The Partnership intends to invest in hotel properties situated in the southwest United States. The Partnership will purchase, manage, and dispose of revenue producing hotel assets. The Partnership is in the development stage, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915.  The Partnership’s planned primary operations have not fully commenced.  Management plans to seek funding from its potential, qualified limited partners to pursue its business plan.  Organizational and offering costs are, and will be, expensed as and when they are incurred.

We currently have no limited liability partners and one General Partner, Equisource Management, LLC.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUTNING POLICIES

Basis of Presentation

The accompanying condensed financial statements include all the accounts of the Partnership. All information is reported in US dollars and was compiled and reported in accordance with generally accepted accounting principles in the United States.

Use of Estimates

Preparation of the condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Partnership considers highly liquid financial instruments purchased with  maturity of three months or less to be cash equivalents. The Partnership has no cash equivalents at June 30, 2013 or December 31, 2012.

Income Taxes

The Company has elected to be taxed as a partnership under the Internal Revenue Code. Accordingly, no federal income tax is imposed as the partners include their respective shares of taxable income and losses on their individual income tax returns.

Net Loss per Partnership Unit

The basic earnings (loss) per partnership unit calculation is not applicable as the Company will be registered, but not traded. Therefore, no common shares will be issued.

Recently Issued Accounting Standards

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements” (Topic 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Note 3 – GOING CONCERN

The Partnership’s condensed financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Partnership has not yet begun its offering raise; and, as of the date of this writing does not have a source of revenue sufficient to cover its operational costs, raising doubt about its ability to continue as a going concern. The Partnership will be dependent upon the raising of additional capital through placement of partnership interests in order to implement its business plan.  There can be no assurance that the Partnership will be successful in this situation in order to continue as a going concern.  .

Note 4 – RELATED PARTY

As of June 30, 2013, the Partnership had received $5,500 from the founder/manager.

As of June 30, 2013, the Partnership had $20,000 due to related party for professional and legal expenses paid on behalf of the Partnership.

Note 5 – CONTINGENCIES

Some of the officers and directors of the Partnership are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Partnership and other business interests. The Partnership has not formulated a policy for the resolution of such conflicts.

Note 6 – ISSUANCE OF LIMITED PARTNERSHIP UNITS

The Partnership has not commenced the issuance of Limited Partnership Units.  This process is expected to commence during the third quarter of 2013.  25,000 Partnership Units will be held out for sale, with a par value of $1,000 each.  The minimum unit purchase will be 5 units, or an investment of $5,000.  Selling costs will be borne by the Partnership.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 424(b)(3) Prospectus filed on August 8, 2013, our 8-k filed on August 8, 2013, and our S-1 registration statement deemed effective on April 29, 2013. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Background Overview

Equisource Hotel Fund I, LLP is a development stage company incorporated in the State of Nevada in September of 2012. We were formed to engage in the business of purchasing hotels for the purpose of renovating, managing, and disposing of within five years.

Since our inception on September 19, 2012, we have not generated any revenues and will incur a net loss. For the most recent period, we had no activities except funding our bank account with $3,986. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from property revenue will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

In the event we are only able to sell $1,000,000 of this offering, our minimum amount, we still believe we will be able to scale our operations successfully by locating appropriate sources of capital for our real estate acquisitions such as bank financing. We will also only seek hotel properties that we believe we can afford, renovate, and manage, and will produce the most effective and safe yield. We may also look to our General Partner for additional capital.

We understand a lack of capital will limit our abilities to purchase hotels. Also, we understand that with the lack of capital comes a lack of negotiating leverage for the best real estate deals with the greatest security. Therefore, in the event we are unable to obtain sufficient capital, we may not realize the most lucrative hotel purchases.

On August 10, 2013, our registration statement was deemed effective by the state of Nevada and we commenced fundraising.

Results of Operations for the Quarter ending June 30, 2013

Assets

Currently, we have $3,645 in cash and $15,000 prepaid expenses for total assets of $18,645.

Operating Expense

Total operating expenses for the three months ended June 30, 2013 were $2,361 compared to expenses of $6,855 for the period ended June 30, 2013 since inception.

Net Loss

Net loss for the three months ended June 30, 2013 was $(2,361) and $(6,855) for the six months ended June 30, 2013 compared to the period ended June 30, 2013 since inception of $(6,855) meaning we incurred most of our expenses in the three months ending June 30, 2013.

Liquidity and Capital Resources

At June 30, 2013, we had $18,645 in total assets.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the three months ended June 30, 2013 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement, deemed effective with the Securities and Exchange Commission on June 10, 2013. During the three and six months ended June 30, 2013 there has been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

The Company has $18,645 in total assets. The investigation of prospective financing candidates involves the expenditure of capital.  The General Partner has committed to investing an additional $34,500 as General Partner into the Company. The Company is committed to raising a minimum of $1,000,000 from the sale of it limited liability partnership units prior to commencing operations. In their 8-k filed on August 8, 2013, the Company provided an escrow agreement with their escrow agent for the minimum subscription amount and an agreement stating the General Partner’s commitment to investing the additional $34,500.

If the Company is unable to raise the minimum subscription amount of $1,000,000 within 120 days of receiving its first subscription agreement, the Company may not be able to deploy its business plan. In this case, the escrow agent will return funds to subscribers.

If we purchase a hotel and have funds available, but not enough funds available to actually purchase an additional property or provide for a down payment on an additional property, we intend to return funds and reduce capital accounts of the limited partners.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our general partnership interests to our General Partner. We currently do not have any limited liability partnership units outstanding.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative & Qualitative Disclosures about Market Risks

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended June 30, 2013, our Chief Executive Officer and Chief Financial Officer as of June 30, 2013, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

Corporate expenses incurred are processed and paid by the officer of the Company.  The current number of transactions is not sufficient to justify the retaining of additional accounting personnel.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of June 30, 2013, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly  report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITEIES

None

Item 4.  MINE SAFETY DISCLOSURES

None

Item 5.  OTHER INFORMATION

None

Item 6. EXHIBITS

(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equisource Hotel Fund I, LLP

Date: August 19, 2013	By:	/s/ Andrew Jolley
Name: Andrew Jolley
Managing Member of our General Partner, Equisource Management, LLC
(Principal Executive Officer)

Date: August 19, 2013	By:	/s/ Andrew Jolley
Name: Andrew Jolley
Managing Member of our General Partner, Equisource Management, LLC
(Principal Financial Officer, and Principal Accounting Officer)