Form 10-Q
period 2013-09-30
Equisource Hotel Fund I, LLP
filed 2013-11-19
CIK 1562872

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-185267

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

At September 30, 2013, there were no limited partnership interests outstanding.

Equisource Hotel Fund I, LLP

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED September 30, 2013

		Page
		Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Balance Sheets as of September 30, 2013	F-1

	Unaudited Condensed Statements of Operations for the three months and nine months ended September 30, 2013 and 2012 and for the period from Inception to September 30, 2013	F-2

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2013and for the period from Inception to September 30, 2013	F-3

	Notes to Unaudited Condensed Financial Statements	F-4 to F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative & Qualitative Disclosures about Market Risks	10

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults upon senior securities	12

Item 4.	Submissions of matters to a vote of securities holders	12

Item 5.	Other Information	12

Item 6. Exhibits		12

Exhibit 31.1

Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Equisource Hotel Fund I, LLP
(A Development Stage Company)
Unaudited Condensed Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$683	$2,329
Prepaid Expense	11,293	10,000
TOTAL ASSETS	$11,976	$12,329

LIABILITIES AND PARTNER EQUITY

Current Liabilities
Accrued Liability	$-	$-
Due to Related Party	40,910	10,000
TOTAL LIABILITIES	40,910	10,000

Partner Capital (Deficit)
Partnership Contributions	5,500	5,500
Deficit accumulated during development stage	(34,434)	(3,171)

TOTAL PARTNER CAPITAL (DEFICIT)	(28,934)	2,329

TOTAL LIABILITIES AND PARTNER CAPITAL (DEFICIT)	$11,976	$12,329

The accompanying notes are an integral part of these unaudited condensed financial statements.

Equisource Hotel Fund I, LLP
(A Development Stage Company)
Unaudited Condensed Statements of Operations

	Three Months Ended September 30, 2013		Nine Months Ended September 30,		For the period from September 19, 2012 (inception) to September 30,
	2013	2012	2013	2012	2013
Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	(2,480)	(1,500)	(4,248)	(1,500)	(5,748)
Marketing	(600)		(600)		(600)
General and administrative	(5,714)	-	(6,096)	-	(6,110)
Legal fees paid by principal stockholder	(18,785)	-	(20,319)	-	(21,976)

Net loss	$(27,579)	$(1,500)	$(31,263)	$(1,500)	$(34,434)

The accompanying notes are an integral part of these unaudited condensed financial statements.

September 30, 2013
Equisource Hotel Fund I, LLP
(A Development Stage Company)
Unaudited Condensed Statement of Cash Flows

	Nine Months Ended September 30,		From September 19, 2012 (inception) to September 30,
	2013	2012	2013

Cash Flows from Operating Activities
Net Income	$(31,263)	$(1,500)	$(34,343)
Adjustments to Reconcile Net Income to Net Cash used in Operations:
Increase in Prepaid Expenses	(1,293)	-	(11,293)
Net Cash (Used in) Operating Activities	(32,196)	(1,500)	(45,727)

Cash Flows provided by Financing Activities
Increase Due to Related Party	30,910	-	40,910
Partnership Contributions	-	5,500	5,500
Net Cash Provided by Financing Activities	$30,910	$-	$46,410.00

Net Change in Cash	(1,646)		683

Cash Beginning of Period	2,329	-	-
Cash End of Period	$683	$-	$683

Supplemental Schedule Cash Flow Information
Cash Paid for Interest	$-	$-	$-
Cash Paid for Taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

EQUISOURCE HOTEL FUND I, LLP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Note 1 - NATURE OF OPERATIONS

EquiSource Hotel Fund I, LLP (the “Partnership”) was incorporated in the State of Nevada on September 19, 2012. The Partnership intends to invest in hotel properties situated in the southwest United States. The Partnership will purchase, manage, and dispose of revenue producing hotel assets. The Partnership is in the development stage, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915.  The Partnership’s planned primary operations have not fully commenced.  Management plans to seek funding from its potential, qualified limited partners to pursue its business plan.  Organizational and offering costs are, and will be, expensed as and when they are incurred.

We currently have no limited liability partners and one General Partner, Equisource Management, LLC.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUTNING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements include all the accounts of the Partnership. All information is reported in US dollars and was compiled and reported in accordance with generally accepted accounting principles in the United States.

Use of Estimates

Preparation of the condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Partnership considers highly liquid financial instruments purchased with maturity of three months or less to be cash equivalents. The Partnership had no cash equivalents at  September 30, 2013 or December 31, 2012.

Income Taxes

The Partnership has elected to be taxed as a partnership under the Internal Revenue Code. Accordingly, no federal income tax is imposed as the partners include their respective shares of taxable income and losses on their individual income tax returns.

Net Loss per Partnership Unit

The basic earnings (loss) per partnership unit calculation is not applicable as the Partnership will be registered, but not traded. Therefore, no common shares will be issued.

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

Note 3 – GOING CONCERN

The Partnership’s unaudited condensed financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of September 30, 2013, The Partnership incurred an accumulated deficit of $34,434 during development stage, and a negative working capital of $ 28,934. The Partnership began its offering raise in September 2013; and, as of the date of this writing does not have a source of revenue sufficient to cover its operational costs, raising doubt about its ability to continue as a going concern. The Partnership will be dependent upon the raising of additional capital through placement of partnership interests in order to implement its business plan.  There can be no assurance that the Partnership will be successful in this situation in order to continue as a going concern.

Note 4 – NOTE PAYABLE -RELATED PARTY

As of September 30, 2013, the Partnership had received $5,500 from the founder/manager.

As of September 30, 2013, the Partnership had $40,910 due to related party for professional and legal expenses paid on behalf of the Partnership.

Note 5 – CONTINGENCIES

Some of the officers and directors of the Partnership are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Partnership and other business interests. The Partnership has not formulated a policy for the resolution of such conflicts.

Note 6 - ISSUANCE OF LIMITED PARTNERSHIP UNITS

The Partnership commenced the sale of Limited Partnership Units in September 2013.  25,000 Partnership Units are held out for sale, with a par value of $1,000 each.  The minimum unit purchase is 5 units, or an investment of $5,000.  To date, 417 units have been sold.  Funds related to these sales are currently held in escrow and not released to the Partnership.  Funds will not be released, and extended Partnership operations will not continue, until 1,000 units have been sold and $1,000,000 is aggregated in the escrow account. Therefore, if the Partnership is unable to sell 1,000 shares, all money is returned and no shares are issued.  Selling costs will be borne by the Partnership at a future date.

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

Since our inception on September 19, 2012, we have not generated any revenues and will incur a net loss. In our most recent period, we commenced marketing our stock but have not actually sold any stock as any funds raised are currently in an escrow account and those subscribers are not yet limited partners of the Company until we reach our minimum raise amount of $1,000,000 and break escrow. We currently have $683 in cash and $11,293 in prepaid expenses as our only assets. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from property revenue will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

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

Results of Operations for the Quarter ending September 30, 2013

Assets

Currently, we have $683 in cash which is our only asset.

Operating Expense

Total operating expenses for the three months ended September 30, 2013 were $27,579 and were mostly for legal expenses related to our S-11 registration statement. This is compared to expenses of $34,434 for the period ended September 30, 2013 since inception.

Net Loss

Net loss for the three months ended September 30, 2013 was $(27,579) and $(31,263) for the nine months ended September 30, 2013 compared to the period ended September 30, 2013 since inception of $(34,434) meaning we incurred most of our expenses in the nine months ending September 30, 2013. Again, most of these expenses were related to our S-11 registration statements, costs associated with legal fees and audit fees.

Liquidity and Capital Resources

At September 30, 2013, we had $683 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-11 Registration Statement. During the three months ended September 30, 2013 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-11 Registration Statement, deemed effective with the Securities and Exchange Commission on June 10, 2013. During the three and nine months ended September 30, 2013 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

The Company has $683 in cash. The investigation of prospective financing candidates involves the expenditure of capital.  The General Partner has invested up to $40,910 and has committed to investing up to $50,000 into the Company. The Company is committed to raising a minimum of $1,000,000 from the sale of it limited liability partnership units prior to commencing operations. In their 8-k filed on August 8, 2013, the Company provided an escrow agreement with their escrow agent for the minimum subscription amount and an agreement stating the General Partner’s commitment to investing an additional $34,500.

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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2013, our Chief Executive Officer and Chief Financial Officer as of September 30, 2013, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of September 30, 2013, our internal control over financial reporting was effective.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITEIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Equisource Hotel Fund I, LLP

Date: November 18, 2013	By:	/s/ Andrew Jolley
Managing Member of our General Partner, Equisource Management, LLC
	Name:	Andrew Jolley
(Principal Executive Officer)

Date: November 18, 2013	By:	/s/ Andrew Jolley
Managing Member of our General Partner, Equisource Management, LLC
	Name:	Andrew Jolley
(Principal Financial Officer, and Principal Accounting Officer)