Form 10-K
period 2013-12-31
Equisource Hotel Fund I, LLP
filed 2014-04-17
CIK 1562872

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

Commission File Number: 333-185267

Equisource Hotel Fund I, LLP

2009 East Windmill Lane
Las Vegas, NV 89123

702-240-0977

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Partnership	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Limited Partnership Interests (“Units”) outstanding on April 7, 2014: 1 limited partnership interest

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Item 1. Description of Business

General Overview

Equisource Hotel Fund I, LLP (referred to in this 10k as the “Partnership”, “ESFI”, “we” “us”, or “our”) is a Nevada limited liability partnership formed in April 2012 by our General Partner, EquiSource Management, LLC Our general partner is EquiSource Management, LLC (referred to in this 10k as the “General Partner”). The Managing Members of our General Partner are Andrew Jolley, Steve Byrne, Greg Herlean, and John Reiter. Through these arrangements, Mr. Jolley has the sole power to act on behalf of the General Partner and to control the day-to-day operations of the Partnership.

The Partnership’s primary business is to purchase, renovate and operate select service hotels in the southwestern United States. It is our intent to take advantage of favorable market conditions in the hospitality industry by purchasing select service hotels and loans secured by hotels at a significant discount from previous values. It is our intent to purchase hotels with 50 to 200 rooms located in the southwestern United States. Typically, we expect the hotels that we purchase to operate under a franchise agreement with a larger hospitality franchisors such as Wyndham, IHG, Choice Hotels, Accor, Best Western and others. We intend on renovating hotels as needed, improving operations and revenues, and then to sell the hotels to a willing buyer.

For a further discussion of our senior management team’s experience, track record and relationships, see the headings entitled “Business — Our Partnership” and “Our Management.”

We are a Nevada limited liability partnership. Our principal executive offices are located at 2009 E. Windmill Lane, Las Vegas, NV 89123 and our telephone number is (702) 240-0977. Our website address is www.equisourcehotels.com. This website and the information contained on it or connected to it do not constitute a part of this 10-k.

Summary of Risks

We are subject to many risks. We are an emerging growth company and have elected to delay the adoption of new or revised accounting standards. Therefore, our financial statements going forward, may not be comparable to companies that comply with public company effective dates. Further, investors should be aware the other, significant risks:

●
There is no public market for our Units and none is expected to develop. The Units are subject to restrictions on transferability, as further described under “Restrictions on Transfers of Limited Partnership Units”

●	We will not set aside funds in a sinking fund to pay distributions or redeem Units, so prospective investors must rely on our profits and other sources of cash.

●	Our General Partner will have broad discretion to use the proceeds from the sale of Units and may use them in ways that do not grow the Partnership, including to pay distributions on and redeem Units.
●	Our General Partner has no experience running a public company, which increases the risk that we may not comply with the requirements of the Exchange Act.
●	We have a limited operating history.

●	Our management team may face conflicts of interest such as competing demands for their time and the ability to compete with the Partnership for business opportunities.

●	Our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

Our Market Opportunity

The U.S. hotel industry has experienced substantial declines in fundamentals as a result of the global economic recession and its adverse impact on business and leisure travel. We believe that the significant number of hotel properties experiencing substantial declines in operating cash flow, coupled with the challenged credit markets, near-term debt maturities and, in some instances, covenant defaults relating to outstanding indebtedness, continue to present attractive investment opportunities in the lodging industry. According to BusinessWeek, hotels were going to see a significant increase in foreclosures in 2012.1 However, the hotel industry, despite owners’ woes, has experienced and incredible increase in occupancy in the summer of 2012.2Accordingly, we believe the following factors provide well-capitalized investors, such as our company, the opportunity to acquire high-quality hotel properties at prices significantly below replacement cost, with substantial appreciation potential as the U.S. economy continues to recover:

●	Significant Debt Defaults. Cash flow at many hotel properties has declined to levels that are inadequate to support required debt service payments or that violate applicable covenants.

●
Maturity Defaults and Lack of Available Financing. Jones Lang LaSalle Hotels report predicts that $30 billion in CMBS hotel loans maturing in 2012 may be extended, creating an opportunity-rich investment environment. In the current economic environment, traditional lending sources, such as banks, insurance companies and pension funds have adopted more conservative lending policies and have materially decreased new lending commitments to hotel properties. We believe the current and projected cash flows at many hotel properties, when coupled with more conservative lending policies, will only support mortgage financing that is significantly less than the amounts currently borrowed against such properties. As a result, we expect many owners of hotel properties will be unable to refinance maturing debt without significant additional equity investment, which may result in sales or foreclosures.

●
Under-Capitalized Owners. Maintaining a hotel’s physical condition at the levels required by major hotel brands often requires significant capital investment. This is particularly true for hotels in urban markets and in the upper upscale segment of the lodging industry, where we focus our investment activity. We believe cash flow after debt service at many hotel properties may be insufficient to fund necessary capital expenditures and their owners may face capital investment demands that could require additional equity investments. We believe some hotel owners will be unable or unwilling to make the required equity investments and may choose or be compelled to sell their hotels.

________________
1
Brandt, J. G. (2011, November 10). Hotel Foreclosures to Have ‘Huge Increase,’ Sonnenblick Says. Retrieved October 1, 2012, from BusinessWeek: http://www.businessweek.com/news/2011-11-10/hotel-foreclosures-to-have-huge-increase-sonnenblick-says.html

2	(2012, September 26) STR: US hotels strong in summer 2012 Retrieved October 1, 2012 from Hotel News Now: http://www.hotelnewsnow.com/Articles.aspx/9034/STR-US-hotels-strong-in-summer-2012

These items are discussed more fully in our prospectus filed on an S-1 Registration Statement (April 26, 2013) and supplemented with a 424b4 (May 25, 2013), 424b3 (August 8, 2013), and 8-k (August 8, 2013.)

In the recent Regional Hotel Summit Series Summary published on September 27, 2012, hospitality industry analysts HVS 1 stated the following:

“In the near term, average [hotel room] rate has room to grow. With demand having seen such a fast pace of return over the past two years, occupancy in many markets also has the potential for a significant rise, especially given the halt in new supply. HVS forecasts that, nationwide, hotel occupancy will continue to rebound and average rate growth will gain momentum through 2015/16. As hotel lenders, developers, and owners begin to recognize these trends and see them substantiated at their own properties and in their home markets, the U.S. lodging industry’s long-term performance should return to, and even surpass, the heights of the past decade.”

Furthermore, the summary of the most recent HVS Hotel valuation report says the following:

The 2012 edition of the HVS U.S. Hotel Valuation Index is quite optimistic. In fact, the U.S. lodging market has recovered much of the occupancy loss it experienced during the 2009 downturn. In most markets, average rate appears to have bottomed out or is expected to do so in the near future. Demand growth and the limited new supply are anticipated to boost average rate and occupancy growth further.

KEY TAKEAWAYS
1. Less buying but more selling opportunities
2. Still plenty of upside potential in value growth
3. Average rate will drive RevPAR and NOI growth
4. Extended period of increased values through 2016
5. Limited growth of new hotel supply
6. Construction financing still scarce

Source: 2012 HVS U.S. Hotel Valuation Index

We intend to use a majority of the proceeds from the sale of Units to purchase hotels, and to use the remainder for our other general corporate purposes. These other purposes may include paying our offering expenses. See the section of our prospectus entitled “USE OF PROCEEDS”.

The General Partner expects to begin to windup the Partnership in year five by no longer purchasing hotels and disposing of current holdings. We would then plan on redeeming Partnership Units as funds become available and as hotels are sold. Please see our Limited Partnership Agreement for discussion of the operations of the Partnership (our “Limited Partnership Agreement”).
_____________________
1
From HVS’s website: HVS is the world’s leading consulting and services organization focused on the hotel, restaurant, shared ownership, gaming, and leisure industries. Established in 1980 by Chairman and Founder Steve Rushmore, MAI, FRICS, CHA, the company offers a comprehensive scope of services and specialized industry expertise to help you enhance the economic returns and value of your hospitality assets.

Our Investment Strategy

We invest in hotel properties located primarily in the southwestern United States. Since this area of the United States was one of the hardest hit areas during the most recent recession, we believe these areas represent significant growth opportunities. We plan on searching for and investing in hotels in the states of Arizona, California, Colorado, Idaho, Utah, New Mexico, Texas and others. We focus on select service hotels with 50 – 200 rooms, located in the southwestern United States. These hotels will typically operate under a franchise agreement with a large hotel franchise such as Wyndham (Ramada, Howard Johnson, Rodeway Inn, Days Inn), IHG (Holiday Inn Express), Choice Hotels (Clarion, Comfort Inn, Quality Inn), Accor (Motel 6) and others.

The select service hotels in which we may invest generally have limited business meeting or banquet facilities and will have limited food and beverage options. We utilize extensive research to evaluate any target market and property, including a detailed review of the long-term economic outlook, trends in local demand generators, competitive environment, property systems and physical condition, and property financial performance. Specific acquisition criteria include, but are not limited to, the following:

●
Purchase of hotels without any debt leverage, although the Managing Member reserves the right to leverage properties up to 75% loan to value based on the purchase price if it is to an advantage of the Partnership;

●	acquisition price at a significant discount to replacement cost;

●	potential return on investment initiatives, including redevelopment, rebranding, redesign, expansion and change of management;

●	opportunities to implement value-added operational improvements; and

●	strong demand growth characteristics supported by favorable demographic indicators.

We believe that as the U.S. economy continues to recover and generate positive GDP growth. Hotel developers’ inability to source construction financing over the past several years, and likely for the foreseeable future, creates an environment in which minimal new lodging supply is expected to be added for the foreseeable future. We believe that as transient and group travel rebounds, existing supply will accommodate incremental room-night demand allowing hotel owners to grow occupancy and ultimately increase rates, thereby improving profitability. We believe that portfolio diversification will allow us to capitalize from growth in various customer segments including business transient, leisure transient, and group and convention room-night demand.

We generally seek to enter into flexible management contracts with third-party hotel management companies for the operation of our hotels that provide us with the ability under certain circumstances to replace operators and/or reposition properties, to the extent that we determine to do so, and align our operators with our objective of generating the highest return on investment. In addition, we believe that flexible management contracts facilitate the sale of hotels, and we may seek to opportunistically sell hotels if we believe sales proceeds may be invested in hotel properties that offer more attractive risk-adjusted returns. The Managing Members of our General Partner may participate in the management responsibilities performed by and the compensation provided to third-party management companies.

We currently do not intend to engage in significant ”ground-up” construction of new hotel properties. However, we do expect to engage in redevelopment and repositioning of certain properties, as we seek to maximize the financial performance of the hotels that we acquire. In addition, we may acquire properties that require significant capital improvement, renovation or refurbishment. Over the long-term, we may acquire hotel properties that we believe would benefit from significant redevelopment or expansion, including, for example, adding rooms, meeting facilities or other amenities.

We may consider acquiring outstanding debt secured by a hotel or resort property from lenders and investors if we believe we can foreclose on or acquire ownership of the property in the near-term. We do not intend to originate any debt financing or purchase any debt where we do not expect to gain ownership of the underlying property. We may change our investment strategy and/or target leverage without investor consent.

We intend on acquiring our assets based on income and potential value appreciation.

Technology

We use an off-site backup service which has full back-up operability with up-to-date information. We employ a variety of systems to ensure that investors, acquisitions, management of hotel, and dispositions are handled appropriately. We plan to track all investors in a Customer Relation Management (CRM) system. Each hotel uses a variety of technologies aimed at creating a better customer experience, reducing errors, improving operational efficiencies, and marketing the hotels.

Competition

We face significant competition both in finding hotel purchase opportunities and in attracting investor funds. Our competition for purchasing of hotels comes from multiple sources including major hotel owners, Real Estate Investment Trusts, and other independent developers and investors. Our competition for investor funds has historically come from competitors offering uninsured products, such as the mutual fund industry, securities and brokerage firms and insurance companies, as well as insured money market accounts and certificates of deposit at commercial banks. Although it has become difficult for many operators and hotel developers to obtain financing for acquisitions and development since the United States recession, we will face the same difficulties and will need cash to purchase hotels at the greatest, most advantageous prices. We do not believe that this is material to our financial condition or operations at this point. However, if traditional lenders offering lower interest rates loosen credit requirements for investment in the acquisition and rehabilitation of hotels and other commercial properties, it is possible we might be competing with a greater pool of developers and operators that have less cash. We currently do not have any investors or significant cash to make investments.

Governmental Regulations

Insurance

The Partnership maintains comprehensive business and liability insurance. We are in the process of obtaining director’s and officer’s liability insurance to cover the acts of our controlling persons, and “key person” life insurance on the life of the members of our management team.

Item 1A. Risk Factors

RISK FACTORS

An investment in our common stock involves a high degree of risk. In addition to the other information in this Report, you should carefully consider the following factors in evaluating us and our business before purchasing the shares of common stock offered hereby. This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this Report, including the documents incorporated by reference.

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS

Risks Related to the Units

We are a development stage company organized in September 2012 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment.

We were incorporated in September 2012. As a result of our start-up operations we have; (i) generated no revenues, (ii) will accumulate deficits due to organizational and start-up activities, business plan development, and professional fees since we incorporated. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, availability of hotel supplies for purchase, the level of our competition and our ability to attract and maintain key management and employees.

Our auditors have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Partnership to continue as a going concern is dependent upon its ability to raise additional capital from the sale of Units and, ultimately the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

Additionally, our auditor’s report reflects that the ability of the Partnership to continue as a going concern is dependent upon its ability to raise additional capital from the sale of Units and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment. You should not invest in Units unless you can afford to lose your entire investment.

The Units are not insured against loss by the FDIC or any governmental agency, so you could lose your entire investment.

The Units are not bank deposits and neither the Federal Deposit Insurance Corporation nor any other governmental or private agency insures the Units. Our ability to redeem the Units and pay any dividends on the Units depends solely upon our earnings, our working capital and other sources of liquidity available to us. If these payment sources are inadequate, you could lose your entire investment.

The Units lack liquidity and marketability and you may not transfer a Unit without our consent. Accordingly, you may not be able to freely sell or transfer your Units or easily use them as collateral for a loan.

There is no public market for the Units and management does not anticipate that any market will develop in the foreseeable future. As a result, you may not be able to freely sell or transfer your Units or easily use them as collateral for a loan. Your ability to sell a Unit depends in part on the presence in the marketplace of a willing buyer. Moreover, Units may not be transferred without our prior written consent and without complying with federal and state securities laws. Due to these factors, there can be no assurance that you will be able to sell your Units, even if we permit a transfer, at prices or times desirable to you. We have developed a limited Repurchase Program which has been discussed on page 54, however, this Repurchase Program may only be used in limited circumstances.

We do not set aside funds in a sinking fund to pay dividends or redeem the Units, so you must rely on our revenues from operations and other sources of funding for dividends and redemption payments. These sources may not be sufficient to meet these obligations.

We do not contribute funds on a regular basis to a separate account, commonly known as a sinking fund, to pay dividends on or redeem the Units at the end of the applicable Non-Redemption Period. Accordingly, you will have to rely on our cash from operations and other sources of liquidity, such as borrowed funds and proceeds from future offerings of securities, for dividend payments and payments upon redemption. Our ability to generate revenues from operations in the future is subject to general economic, financial, competitive, legislative, statutory and other factors that are beyond our control. Moreover, we cannot assure you that we will have access to additional sources of liquidity if our cash from operations are not sufficient to fund required distributions to you. Our need for such additional sources may come at undesirable times, such as during poor market or credit conditions when the costs of funds are high and/or other terms are not as favorable as they would be during good market or credit conditions. The cost of financing will directly impact our results of operations, and financing on less than favorable terms may hinder our ability to make a profit. Your right to receive distributions on your Units is junior to the right of our general creditors to receive payments from us. If we do not have sufficient funds to meet our anticipated future operating expenditures and debt repayment obligations as they become due, then you could lose all or part of your investment. We currently do not have any revenues.

Our management team will have broad discretion over the allocation of the proceeds from the sale of Units, and you could lose your entire investment if management invests our funds in unsuccessful initiatives.

Our management team will have broad discretion in determining how the proceeds from the sale of Units will be used, and you will be relying on the judgment of our management team regarding the application of these proceeds. Management’s allocation of the net proceeds will affect how our business grows. It is possible that our management team may not apply the net proceeds of the Units in ways that result in the successful growth of the Partnership, yield a significant return on any investment of the net proceeds, and/or increase the value of your investment. See the section of our prospectus entitled “USE OF PROCEEDS”.

We may use the proceeds from the sale of Units to pay dividends on or redeem Units, which would reduce the amount of funds available to purchase hotels and grow our business.

In exercising its discretion with respect to the use of the proceeds from the sale of Units, our management may choose to use proceeds, rather than net income from operations, to pay dividends on outstanding Units or to redeem outstanding Units. The use of proceeds for these purposes would reduce the cash available to purchase hotels and otherwise fund operations. Because our net income will depend in large part on our ability to purchase, manage, and dispose of hotels, the use of proceeds from the sale of Units to pay dividends or redeem Units could adversely impact our financial condition and results of operations.

We currently have no hotels under contract and those we place under contract may not be consummated.

We currently do not have any properties. We do not have any properties under contract. Although we are searching for hotels for purchase on behalf of the Partnership, but we must also raise funds to consummate any entered into contract.

We have the right to make a mandatory call of the Units, so you may earn less return on your investment than originally expected.

We may redeem your Units from you at any time without penalty. If we choose to redeem your Units, we will be required only to return your original investment amount plus any unpaid dividends that have accrued on your Units. After redemption, you may not be able to re-invest your funds with us or elsewhere at comparable rates and, therefore, may earn less than you expected to earn at the time of your investment.

We may incur future debt that could reduce our profits and impair our ability to pay dividends or redeem the Units.

To fund future operations, we may need to incur substantial debt in the future. The terms of the Units as set forth in our Limited Partnership Agreement do not prohibit us from doing so. Your right to receive distributions on the Units, including dividend payments and payments upon redemption, is junior to the right of our general creditors to receive payment from us on our indebtedness. The risks described below will be magnified if and as we incur new debt. Our indebtedness could have important consequences to you. For example, it could:

●	increase our vulnerability to general adverse economic and industry conditions;

●	limit our ability to obtain additional financing;

●
require the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes;

●	increase our vulnerability to interest rate increases if future debt must be incurred at interest rates that are higher than current rates;

●	limit our flexibility to plan for, or react to, changes in our business and the industry;

●	place us at a competitive disadvantage relative to competitors with less debt;

●	limit our ability to pay a return on your Units; and/or

●	make it difficult or impossible for us to redeem your Units at the end of your Non-Redemption Period if you elect not to continue your investment.

Risks Related to Our Business

Our management team has no experience managing a public company, which increases the risk that we will be unable to fully comply with the reporting, control and other requirements imposed under the Exchange Act.

Following the sale of Units, we will be required to comply with rigorous reporting and compliance obligations. In particular, but without limitation, we will be required to file periodic and other reports under the Exchange Act and to establish and maintain effective disclosure controls and internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002. The Managing Members of our General Partner have no experience in managing a company that is subject to these requirements. The standards that must be met for management to assess the effectiveness of disclosure controls and internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Accordingly, we may encounter problems or delays in completing activities necessary to establish effective controls and/or to make an assessment of those controls. If we cannot assess our internal control over financial reporting to determine whether it is effective, provide adequate disclosure controls, or implement sufficient control procedures, investor confidence and our value may be negatively impacted.

The Partnership has a limited operating history on which to base an evaluation of an investment in the Units. Our future growth and profits may not equal or exceed our growth or profits in prior periods.

Prior to its formation, the business of the Partnership was conducted through EquiSource Management, LLC. EquiSource Management, LLC is the General Partner of the Partnership. Thus, the Partnership is the successor to the business conducted by EquiSource Management, LLC. The Partnership is newly formed and has not yet commenced operations and therefore, our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development. Because the Partnership has a relatively short operating history, you should not assume that our future results, whether in the near term or over an extended period of time, will be consistent with our historical results. In evaluating an investment, you should consider the performance of others in the hotel investment business, both on a long-term basis and over the period of our operating history. Moreover, investors should consider the fact that we do not own any hotels to date. We cannot predict with any certainty whether, when we do purchase hotels, those hotels will be successful.

We plan to invest in the select service hotels segment of the lodging market which is highly competitive.

The select service segment of the hotel business is highly competitive. Our hotel properties will most likely compete on the basis of location, room rates, quality, service levels, reputation and franchise, among many factors. There are many competitors in the select service segment, and many of these competitors may have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and room revenue at our hotels. Over-building in the lodging industry may increase the number of rooms available and may decrease occupancy and room rates. In addition, in periods of weak demand, as may occur during a general economic recession, profitability is negatively affected by the relatively high fixed costs of operating hotels.

Failure of the lodging industry to exhibit improvement may adversely affect the operating results of our hotels and our ability to execute our business strategy.

A substantial part of our business strategy is based on our expectation that lodging industry fundamentals will improve as forecast by industry analysts, such Smith Travel Research, showed that overall hotel occupancies grew in 2012 after multiple years of declines and will continue to grow in 2013, thereby improving profitability. There can be no assurance as to whether, or when, lodging industry fundamentals will in fact improve or to what extent they will improve. In the event conditions in the industry do not improve when and as we expect, or deteriorate, the operating results of our hotels and our ability to execute our business strategy may be impaired. However, this is difficult to predict as we currently do not own any hotels.

Our returns could be negatively impacted if we hire third-party management companies and those management companies do not manage our hotel properties effectively.

We currently do not own any hotels and thus, we do not have any management agreements in place. We may hire third-party hotel management companies to manage our hotels. Our cash flow from the hotels may be adversely affected if our management company(s) fails to provide quality services and amenities or if they or their affiliates fail to maintain a quality brand name. In addition, our management company(s) or their affiliates may manage, and in some cases may own, invest in or provide credit support or operating guarantees to hotels that compete with our hotel properties, which may result in conflicts of interest and decisions regarding the operation of our hotels that are not in our best interests.

We generally will attempt to resolve issues with our management company(s) through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution.

Additionally, in the event that we need to replace any management company, we may be required by the terms of the management contract to pay substantial termination fees and may experience significant disruptions at the affected hotels.

Restrictive covenants in our management contracts could preclude us from taking actions with respect to the sale or refinancing of a hotel property that would otherwise be in our best interest.

We may enter into management contracts that contain some restrictive covenants or acquire properties subject to existing management contracts that do not allow the flexibility we seek, including management contracts that restrict our ability to terminate the contract or require us to pay large termination fees. Any such management contract may preclude us from taking actions that would otherwise be in our best interest or could cause us to incur substantial expense.

We may acquire hotels that may be operated under franchise agreements are subject to risks arising from adverse developments with respect to the franchise brand and to costs associated with maintaining the franchise license.

We expect that we may purchase hotel properties that will operate under franchise agreements and we anticipate that some of the hotels we acquire in the future will operate under franchise agreements. We are therefore subject to the risks associated with concentrating hotel investments in several franchise brands, including reductions in business following negative publicity related to one of the brands or the general decline of a brand.

The maintenance of the franchise licenses for branded hotel properties are subject to the franchisors’ operating standards and other terms and conditions. Franchisors periodically inspect hotel properties to ensure that we and our management companies follow their standards. Failure by us or one of our third-party management companies to maintain these standards or other terms and conditions could result in a franchise license being canceled. If a franchise license is cancelled due to our failure to make required improvements or to otherwise comply with its terms, we also may be liable to the franchisor for a termination payment, which varies by franchisor and by hotel property. As a condition of maintaining a franchise license, a franchisor could require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. We may risk losing a franchise license if we do not make franchisor-required capital expenditures.

If a franchisor terminates the franchise license or the license expires, we may try either to obtain a suitable replacement franchise or to operate the hotel without a franchise license. The loss of a franchise license could materially and adversely affect the operations and the underlying value of the hotel property because of the loss of associated name recognition, marketing support and centralized reservation system provided by the franchisor and adversely affect our revenues. This loss of revenue could in turn adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our limited partners.

Our ability to make distributions to our limited partners is subject to fluctuations in our financial performance, operating results and capital improvements requirements.

In the event of downturns in our operating results, unanticipated capital improvements to our hotel properties or other factors, we may be unable to declare or pay distributions to our Limited Partners. The timing and amount of distributions are in the sole discretion of our General Partner which will consider, among other factors, our financial performance, any debt service obligations, any debt covenants, our taxable income and capital expenditure requirements. We cannot assure you that we will generate sufficient cash in order to fund distributions.

If we cannot obtain financing, our growth will be limited.

After investing the net proceeds of the sale of Units, we do not expect to have a significant amount of debt, including debt that may be assumed in connection with hotel acquisitions. Although our business strategy contemplates access to debt financing, on a limited basis, to fund acquisitions, redevelopment, development, return on investment initiatives and working capital requirements, there can be no assurance that we will be able to obtain such other financing on favorable terms or at all. Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, credit has become significantly more expensive and difficult to obtain, if available at all. Some lenders are imposing more stringent credit terms, there has been and may continue to be a general reduction in the amount of credit available, and many banks are either unable or unwilling to provide new asset based lending. Tightening credit markets may have an adverse effect on our ability to obtain financing on favorable terms, if at all, thereby increasing financing costs and/or requiring us to accept financing with increasing restrictions. If adverse conditions in the credit markets — in particular with respect to real estate or lodging industry finance — materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through investments in hotel properties will be limited if we cannot obtain additional financing. Market conditions may make it difficult to obtain financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

Debt service obligations could adversely affect our overall operating results, may require us to sell hotel properties, and could adversely affect our ability to make distributions to our limited partners and the market price of our common shares.

Our business strategy contemplates the use of both secured and unsecured debt to finance long-term growth. Although we primarily intend on purchasing and renovating hotel properties with strictly proceeds from the sale of Units, if an opportunity to purchase arises, and we do not have significant funds to complete the acquisition, our Manager may decide to use debt financing from a traditional lending source such as a bank. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Incurring debt could subject us to many risks, including the risks that:

●	our cash flow from operations will be insufficient to make required payments of principal and interest;

●	our debt may increase our vulnerability to adverse economic and industry conditions;

●
we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing cash available for distribution to our limited partners, funds available for operations and capital expenditures, future business opportunities or other purposes;

●	the terms of any refinancing will not be as favorable as the terms of the debt being refinanced; and

●	the use of leverage could adversely affect our ability to make distributions to our limited partners.

If we violate covenants in our agreements relating to indebtedness, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. In addition, our agreements relating to our indebtedness may require that we meet certain covenant tests in order to make distributions to our limited partners.

If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through additional debt or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flow, and, consequently, cash available for distribution to our limited partners. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any of our debt service obligations, we will risk losing to foreclosure some or all of our pledged hotel properties. Also, covenants applicable to any future debt could impair our planned investment strategy and, if violated, result in a default.

Higher interest rates could increase debt service requirements on any of our floating rate debt, and could reduce the amounts available for distribution to our limited partners, as well as reduce funds available for our operations, future business opportunities, or other purposes. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our hotel properties in order to meet our debt service obligations at times which may not permit us to receive an attractive return on our investments.

Unanticipated expenses and insufficient demand for hotels in new geographic markets could adversely affect our profitability and our ability to make distributions to our limited partners.

As part of our business strategy, we may acquire or develop hotel properties in geographic areas in which our management may have little or no operating experience and in which potential customers may not be familiar with the brand of that particular hotel. As a result, we may have to incur costs relating to the opening, operation and promotion of such hotel properties that are substantially greater than those incurred in other areas. These hotels may attract fewer customers than other hotel properties we may acquire, while at the same time, we may incur substantial additional costs with such hotel properties. Unanticipated expenses and insufficient demand at a new hotel property, therefore, could adversely affect our financial condition and results of operations.

Our success is dependent in part on our senior management, and the loss of the services of senior management could disrupt our operations.

We are a limited liability partnership under Nevada law, and our General Partner is EquiSource Management, LLC, a Nevada limited liability corporation. The Managers of our General Partner areAndrew Jolley, Steve Byrne, Greg Herlean and John Reiter. Pursuant to our Limited Partnership Agreement, the General Partner essentially has complete control over our day-to-day operations. Accordingly, our future success and the success of investors will depend, in large part, on the continued services and experience of Mr. Jolley and the other Managers. We depend on the services of the General Partner to, among other things, continue our growth strategies and maintain and develop our client relationships. The loss of the General Partner’s services would disrupt our operations and would delay our planned growth while we worked to replace them. We do not have in place any policy of “key person” life insurance on the lives of the Managing Members of our General Partner and we do not have a succession plan in place.

Our Limited Partnership Agreement requires us to indemnify the General Partner and its affiliates for claims related to actions taken on behalf of the Partnership.

Our Limited Partnership Agreement provides that the General Partner and its affiliates are entitled to indemnification by the Partnership for all damages, claims, liabilities, judgments, fines, penalties, charges, and similar items incurred in connection with defending any threatened, pending or completed action or suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the person was acting for or on behalf of the Partnership unless such liability is finally found by a court of competent jurisdiction to have resulted primarily from the indemnified party’s bad faith, gross negligence or intentional misconduct, or material breach of the Limited Partnership Agreement. Nevada law prohibits indemnification unless it is shown that the person to be indemnified (i) acted in good faith, (ii) reasonably believed its actions to be in or not opposed to the best interests of the Partnership, (iii) did not actually receive an improper personal benefit in money, property, or services, and (iv) in a criminal proceeding, had no reasonable cause to believe its conduct was unlawful. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to these persons, pursuant to the foregoing provisions or otherwise, the SEC is of the opinion that such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. Our indemnification obligations may require us to use our cash resources to indemnify rather than to pay general operating expenses, dividends on the Units and amounts due upon redemption of Units.

Some of our affiliates may invest in the Units, which may create conflicts of interest.

As of the date of this 10-k, neither the equity owners nor the directors of our General Partner, nor any of their related interests, hold any Units. It is expected that the individuals of our Management, Steve Byrne, Andrew Jolley, and Greg Herlean will all invest a minimum of $25,000 in the units offered herein with a maximum of 25,000 units to be sold to these individuals. While investment in the Units by our affiliates may align their interests with those of other investors, it could also create conflicts of interest by influencing management’s actions during times of financial difficulties. For example, the fact that persons related to our management may hold Units, and the number of Units they hold, could influence the General Partner’s decision to pay dividends on Units at a time or times when it would be prudent to use our cash resources to build capital, pay down outstanding obligations, or grow our business. There may be other situations not presently foreseeable in which the ownership of Units by related persons may create conflicts of interest. These conflicts of interest could result in action or inaction by management that is adverse to other holders of the Units.

The Managing Members of our General Partner are not prohibited from engaging in other business ventures, which may create conflicts of interest.

Our Limited Partnership Agreement permits the General Partner and any limited partner to directly engage in any other business ventures and activities, even if those ventures and activities compete with the Partnership. We anticipate that some of the directors of our General Partner may invest in Units. The fact that limited partners may engage in ventures that compete with us could create a conflict of interest between our affiliates and the Partnership because these persons may choose to directly seize upon business opportunities from which the Partnership could benefit if those opportunities were instead made available to the Partnership. Neither we nor any limited partner has any rights with respect to any such ventures and activities or the income or profits derived therefrom, so this conflict of interest could result in the Partnership earning less profit than would be the case if our affiliates were required to first present favorable business opportunities to the Partnership. Additionally, should the General Partner engage in another such venture, it may choose to devote its time in such a manner that detracts from its time devoted to this Partnership.

The General Partner has sole discretion with respect to the Partnership’s cash resources, including the proceeds to the sale of Units and as such the General Partner may choose to invest our funds in companies or other ventures in which the General Partner and/or our affiliates have a financial interest.

In such an event, neither we nor any limited partner will have any rights to the income or profits derived by those companies or other ventures using our funds (except to the extent our funds represent an equity or similar investment in those companies or ventures)

The exemption from the Investment Partnership Act may restrict our operating flexibility. Failure to maintain this exemption may adversely affect our profitability.

At all times we intend to conduct our business so as to fall within the exemption from the definition of “investment company” provided by Section 3(c)(5)(C) of the Investment Partnership Act of 1940, as amended. Section 3(c)(5)(C) of the 1940 Act excludes from regulation as an investment company any entity that is primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate”. To qualify for this exemption, we must ensure our asset composition meets certain criteria. We intend that 80% of our assets will be deeded real estate. Maintaining this exemption may adversely impact our ability to acquire or hold investments, to engage in future business activities that we believe could be profitable, or could require us to dispose of investments that we might prefer to retain. If we are required to register as an investment company under the 1940 Act, then the additional expenses and operational requirements associated with such registration may materially and adversely impact our financial condition and results of operations in future periods.

Risks Related to the Lodging Industry

Current economic conditions may reduce demand for hotel properties and adversely affect hotel profitability.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate travel budgets and consumer demand due to adverse general economic conditions, such as declines in U.S. GDP, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of hotel properties and therefore the net operating profits of our hotel properties. The current global economic downturn has led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates.

We anticipate that recovery of demand for products and services provided by the lodging industry will lag improvement in economic conditions. We cannot predict how severe or prolonged the global economic downturn will be or how severe or prolonged the lodging industry downturn will be. A further extended period of economic weakness would likely have an adverse impact on our revenues and negatively affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our limited partners.

Our operating results and ability to make distributions to our limited partners may be adversely affected by various operating risks common to the lodging industry.

Hotel properties have different economic characteristics than many other real estate assets. A typical office property owner, for example, has long-term leases with third-party tenants, which provides a relatively stable long-term stream of revenue. Virtually all hotel guests stay at the hotel for only a few nights, so the rate and occupancy at each of our hotels changes every day. As a result, we may have highly volatile earnings.

In addition, our hotel properties will be subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

●	competition from other hotel properties in our markets;

●	over-building of hotels in our markets, which could adversely affect occupancy and revenues at our hotels;

●	dependence on business and commercial travelers and tourism;

●	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

●	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

●	changes in interest rates and in the availability, cost and terms of debt financing;

●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

●	adverse effects of international, national, regional and local economic and market conditions;

●
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;

●	adverse effects of a downturn in the lodging industry; and

●	risks generally associated with the ownership of hotel properties and real estate, as we discuss in more detail below.

Competition for acquisitions may reduce the number of properties we can acquire.

We will compete for investment opportunities with entities that may have substantially greater financial resources than we have. These entities generally may be able to accept more risk than we can prudently manage. This competition may generally limit the number of suitable investment opportunities offered to us or the number of properties that we are able to acquire. This competition may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms.

The seasonality of the lodging industry may cause fluctuations in our quarterly revenues that cause us to borrow money to fund distributions to our limited partners.

The lodging industry is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in our revenues. Our quarterly earnings may be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these fluctuations in revenues.

The cyclical nature of the lodging industry may cause the returns from our investments to be less than we expect.

The lodging industry is highly cyclical in nature. Fluctuations in lodging demand and, therefore, hotel operating performance, are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect lodging industry fundamentals, and overbuilding has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy tend to increase when demand growth exceeds supply growth. A decline in lodging demand, or a continued growth in lodging supply, could result in continued deterioration in lodging industry fundamentals and returns that are substantially below expectations, or result in losses, which could adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our limited partners.

Due to our concentration in hotel investments, a downturn in the lodging industry would adversely affect our operations and financial condition.

Our primary business is hotel-related. Therefore, a downturn in the lodging industry, in general, and the segments and markets in which we plan to operate, in particular, would have a material adverse effect on our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our limited partners.

Capital expenditure requirements at our properties may be costly and require us to incur debt, postpone improvements, reduce distributions or otherwise adversely affect the results of our operations and the market price of our common shares.

Some of the hotel properties we acquire may have a need for renovations and capital improvements at the time of acquisition and all of our hotel properties will have an ongoing need for renovations and other capital improvements, including replacement, from time to time, of furniture, fixtures and equipment. The franchisors of our hotel properties will also require periodic capital improvements as a condition to our maintaining the franchise licenses. In addition, if we incur additional indebtedness, as we intend to do in the future, our lenders will likely require that we set aside annual amounts for capital improvements to our hotel properties. These capital improvements may give rise to the following risks:

●	possible environmental problems;

●	construction cost overruns and delays;

●	the possibility that revenues will be reduced while rooms or restaurants are out of service due to capital improvement projects;

●	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on attractive terms; and

●	uncertainties as to market demand or a loss of market demand after capital improvements have begun.

The costs of renovations and capital improvements could adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our limited partners.

Hotel development and redevelopment is subject to timing, budgeting and other risks that may adversely affect our financial condition, results of operations, and our ability to make distributions to our limited partners.

Though not currently intended to be a primary focus of our investment strategy, we may engage in new hotel development if suitable opportunities arise. Hotel development involves a number of risks, including risks associated with:

●	construction delays or cost overruns that may increase project costs;

●	the receipt of zoning, occupancy and other required governmental permits and authorizations;

●	development costs incurred for projects that are not pursued to completion;

●	acts of God such as earthquakes, hurricanes, floods or fires that could adversely impact a project;

●	the negative impact of construction on operating performance during and soon after the construction period;

●	the ability to raise capital; and

●	governmental restrictions on the nature or size of a project.

We cannot assure you that any development or redevelopment project will be completed on time or within budget. Our inability to complete a project on time or within budget could adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our limited partners.

The increasing use of Internet travel intermediaries by consumers may reduce our revenues.

Some of our hotel rooms will be booked through Internet travel intermediaries, such as Travelocity.com, Expedia.com, Priceline.com and Hotels.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from the management companies that operate our hotels. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”), at the expense of brand identification or quality of product or service. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations system rather than to lodging brands or properties. If the amount of bookings made through Internet travel intermediaries proves to be more significant than we expect, room revenues may be lower than expected, and our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our limited partners may be adversely affected.

We may be adversely affected by increased use of business related technology which may reduce the need for business related travel.

The increased use of teleconference and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate at meetings without traveling to a centralized meeting location. To the extent that such technologies play an increased role in day-to-day business and the necessity for business related travel decreases, hotel room demand may decrease and our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our limited partners may be adversely affected.

Future terrorist attacks or changes in terror alert levels could adversely affect travel and hotel demand.

Previous terrorist attacks and subsequent terrorist alerts have adversely affected the U.S. travel and hospitality industries over the past several years, often disproportionately to the effect on the overall economy. The impact that terrorist attacks in the U.S. or elsewhere could have on domestic and international travel and our business in particular cannot be determined but any such attacks or the threat of such attacks could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and our results of operations and financial condition.

The outbreak of influenza or other widespread contagious disease could reduce travel and adversely affect hotel demand.

The widespread outbreak of infectious or contagious disease in the U.S., such as the H1N1 virus, could reduce travel and adversely affect the hotel industry generally and our business in particular.

Uninsured and underinsured losses could result in a loss of capital.

We intend to maintain comprehensive insurance on each of our hotel properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that coverage will be available at reasonable rates. Various types of catastrophic losses, such as losses caused by earthquakes, floods and terrorist activities may not be insurable or may not be economically insurable.

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel property, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

Our hotels may be subject to unknown or contingent liabilities which could cause us to incur substantial costs.

Our hotel properties may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the sales of the hotel properties may not survive the closing of the transactions. While we will likely seek to require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these hotels may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may adversely affect our financial condition, results of operations, and our ability to make distributions to our limited partners.

Noncompliance with environmental laws and regulations could subject us to fines and liabilities which could adversely affect our operating results.

Our hotel properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible we could incur cleanup costs even after we sell some of our hotel properties. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. A person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. Lastly, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws that require a business using chemicals (such as swimming pool chemicals at a hotel property) to manage them carefully and to notify local officials that the chemicals are being used.

We could be responsible for any of the costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect our financial condition, results of operations and our ability to make distributions to our limited partners.

As a result, we may become subject to material environmental liabilities. We can make no assurances that future laws or regulations will not impose material environmental liabilities or that the current environmental condition of our hotel properties will not be affected by the condition of the properties in the vicinity of our hotel properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Compliance with the Americans with Disabilities Act could require us to incur substantial costs.

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages.

In June 2008, the Department of Justice proposed a substantial number of changes to the Accessibility Guidelines under the ADA. In January 2009, President Obama suspended final publication and implementation of these regulations, pending a comprehensive review by his administration. If implemented as proposed, the new guidelines could cause some of our hotel properties to incur costly measures to become fully compliant.

If we are required to make substantial modifications to our hotel properties, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations, and our ability to make distributions to our limited partners could be adversely affected.

General Risks Related to the Real Estate Industry

Illiquidity of real estate investments could significantly impede our ability to sell hotels or otherwise respond to adverse changes in the performance of our hotel properties.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel properties for reasonable prices in response to changing economic, financial and investment conditions will be limited. The real estate market is affected by many factors beyond our control, including:

●	adverse changes in international, national, regional and local economic and market conditions;

●	changes in interest rates and in the availability, cost and terms of debt financing;

●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

●	the ongoing need for capital improvements, particularly in older structures;

●	changes in operating expenses; and

●	civil unrest, acts of God, including earthquakes, hurricanes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism.

We may decide to sell hotel properties in the future. We cannot predict whether we will be able to sell any hotel property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel property.

We may be required to expend funds to correct defects or to make improvements before a hotel property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a hotel property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of the hotel properties or a need for liquidity could adversely affect our financial condition, results of operations, and our ability to make distributions to our limited partners.

Increases in property taxes would increase our operating costs, reduce our income and adversely affect our ability to make distributions to our limited partners.

Each of our hotel properties is subject to real and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. If property taxes increase, our financial condition, results of operations and our ability to make distributions to our limited partners could be materially and adversely affected.

The costs of compliance with or liabilities under environmental laws could significantly reduce our profitability.

Operating expenses at our hotels could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. In addition, an owner of real property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:

●	our lack of knowledge of the contamination;

●	the timing of the contamination;

●	the cause of the contamination; or

●	the party responsible for the contamination of the property.

Environmental laws also impose ongoing compliance requirements on owners and operators of real property. Environmental laws potentially affecting us address a wide variety of matters, including, but not limited to, asbestos-containing building materials, storage tanks, storm water and wastewater discharges, lead-based paint, mold/mildew and hazardous wastes. Failure to comply with these laws could result in fines and penalties and/or expose us to third-party liability. Some of our properties may have conditions that are subject to these requirements, and we could be liable for such fines or penalties and/or liable to third parties, as described below in “Our Business —Environmental Matters.”

Certain of our hotel properties may contain, or may have contained, asbestos-containing building materials, or ACBMs. Environmental laws require that ACBMs be properly managed and maintained, and may impose fines and penalties on building owners and operators for failure to comply with these requirements. Also, certain properties may be adjacent or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Third parties may be permitted by law to seek recovery from owners or operators for property damage and/or personal injury associated with exposure to contaminants, including, but not limited to, petroleum products, hazardous or toxic substances and asbestos fibers.

The presence of hazardous substances on a property may limit our ability to sell the property on favorable terms or at all, and we may incur substantial remediation costs. The discovery of material environmental liabilities at our properties could subject us to unanticipated significant costs, which could significantly reduce our profitability and the cash available for distribution to our limited partners.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. Some of our properties may contain microbial matter such as mold and mildew. The presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. The presence of significant mold could expose us to liability from hotel guests, hotel employees and others if property damage or health concerns arise.

Any mortgage debt obligations we incur will expose us to increased risk of property losses to foreclosure, which could adversely affect our financial condition, cash flow and ability to satisfy our other debt obligations and make distributions to our limited partners.

Incurring mortgage debt increases our risk of property losses, because any defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing the loan for which we are in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash for distributions to our limited partners of that income.

In addition, any default under our mortgage debt obligations may increase the risk of our default on other indebtedness. If this occurs, our financial condition, results of operations and our ability to make distributions to our limited partners may be adversely affected.

Federal Income Tax Risks

The Internal Revenue Service may challenge our characterization of material tax aspects of your investment in the Units.

An investment in Units involves material income tax risks which are discussed in detail in the section of this 10-k entitled “MATERIAL FEDERAL INCOME TAX CONSIDERATIONS” starting on page 60. You are urged to consult with your own tax advisor with respect to the federal, state, local and foreign tax considerations of an investment in our Units. We will not seek any rulings from the Internal Revenue Service regarding any of the tax issues discussed herein. Accordingly, we cannot assure you that the tax conclusions discussed in this 10k and our prospectus, if contested, would be sustained by any court. In addition, our legal counsel is unable to form an opinion as to the probable outcome of the contest of certain material tax aspects of the transactions described in our 10-k and our prospectus, including whether we will be characterized as a “dealer” so that sales of our assets would give rise to ordinary income rather than capital gain and whether we are required to qualify as a tax shelter under the Internal Revenue Code. Our counsel also gives no opinion as to the tax considerations to you of tax issues that have an impact at the individual or partner level.

You may realize taxable income without cash distributions, and you may have to use funds from other sources to fund tax liabilities.

As a limited partner of the Partnership, you will be required to report your allocable share of our taxable income on your personal income tax return regardless of whether you have received any cash distributions from us. It is possible that your Units will be allocated taxable income in excess of your cash distributions. We cannot assure you that cash flow will be available for distribution in any year. As a result, you may have to use funds from other sources to pay your tax liability.

We could be characterized as a publicly traded partnership, which would have an adverse tax effect on you.

If the Internal Revenue Service were to classify us as a publicly traded partnership, we could be taxable as a corporation, and distributions made to you could be treated as portfolio income to you rather than passive income. We cannot assure you that the Internal Revenue Service will not challenge this conclusion or that we will not, at some time in the future, be treated as a publicly traded partnership due to the following factors:

●	the complex nature of the Internal Revenue Service safe harbors;

●	the lack of interpretive guidance with respect to such provisions; and

●	the fact that any determination in this regard will necessarily be based upon facts that have not yet occurred.

You may not be able to benefit from any tax losses that are allocated to your Units.

Units will be allocated their pro rata share of our tax losses. Section 469 of the Internal Revenue Code limits the allowance of deductions for losses attributable to passive activities, which are defined generally as activities in which the taxpayer does not materially participate. Any tax losses allocated to investors will be characterized as passive losses, and, accordingly, the deductibility of such losses will be subject to these limitations. Losses from passive activities are generally deductible only to the extent of a taxpayer’s income or gains from passive activities and will not be allowed as an offset against other income, including salary or other compensation for personal services, active business income or “portfolio income”, which includes non-business income derived from dividends, interest, royalties, annuities and gains from the sale of property held for investment. Accordingly, you may receive no benefit from your share of tax losses unless you are concurrently being allocated passive income from other sources.

The Internal Revenue Service may challenge our allocations of profit and loss, and any reallocation of items of income deduction and credit could reduce anticipated tax benefits.

We believe that partnership items of income, gain, loss, deduction and credit will be allocated among our General Partner and our limited partners substantially in accordance with the allocation provisions of our Limited Partnership Agreement. We cannot assure you, however, that the Internal Revenue Service will not successfully challenge the allocations in the Limited Partnership Agreement and reallocate items of income, gain, loss, deduction and credit in a manner that reduces anticipated tax benefits. The tax rules applicable to allocation of items of taxable income and loss are complex. The ultimate determination of whether allocations adopted by us will be respected by the Internal Revenue Service will depend upon facts that will occur in the future and that cannot be predicted with certainty or completely controlled by us. If the allocations we use are not recognized, you could be required to report greater taxable income or less taxable loss with respect to an investment in the Units and, as a result, pay more tax and associated interest and penalties. You might also be required to incur the costs of amending your individual returns if our allocations are subsequently challenged by the Internal Revenue Service.

We may be audited, which could subject you to additional tax, interest and penalties.

Our federal income tax returns may be audited by the Internal Revenue Service. Any audit of us could result in an audit of your tax return. The results of any such audit may require adjustments of items unrelated to your investment in us, in addition to adjustments to various partnership items. In the event of any such audit or adjustments, you might incur attorneys’ fees, court costs and other expenses in contesting deficiencies asserted by the Internal Revenue Service. You may also be liable for interest on any underpayment and penalties from the date your tax was originally due. The tax treatment of all partnership items will generally be determined at the partnership level in a single proceeding rather than in separate proceedings with each partner, and our General Partner is primarily responsible for contesting federal income tax adjustments proposed by the Internal Revenue Service. In such a contest, our General Partner may choose to extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the Internal Revenue Service. Further, our General Partner may cause us to elect to be treated as an electing large partnership. If it does, we could take advantage of simplified flow-through reporting of partnership items. Adjustments to partnership items would continue to be determined at the partnership level however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Our General Partner will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the partnership level.

State and local taxes and a requirement to withhold state taxes may apply, and if so, the amount of net cash from open payable to you would be reduced.

The state in which you reside may impose an income tax upon your share of our taxable income. Further, states in which we will own properties acquired through foreclosure may impose income taxes upon your share of our taxable income allocable to any partnership property located in that state. Many states have implemented or are implementing programs to require partnerships to withhold and pay state income taxes owed by non-resident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable to you. You may also be required to file income tax returns in some states and report your share of income attributable to ownership and operation by the partnership of properties in those states. In the event we are required to withhold state taxes from your cash distributions, the amount of the net cash from operations otherwise payable to you would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses that would have the effect of reducing cash available for distribution to you. You are urged to consult with your own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements on an investment in our Units.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our Units. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect your taxation as a limited partner. Any such changes could have an adverse effect on an investment in our Units or on the market value or the resale potential of our properties. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in Units and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our Units.

We have elevated to use the extended transition period for complying with new or revised accounting standards under Section 102(b) (1).

Because we have elected to extend our compliance with new or revised accounting standards under Section 102(b)(1), we may have different effective dates that apply to public and private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

We currently maintain an office at 2009 East Windmill Lane, Las Vegas, NV 89123. We have no monthly rent, nor do we accrue any expense for monthly rent. Our General Partner, Equisource Management, LLC, provides us a facility in which we conduct business on our behalf. , Equisource Management, LLC does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

We have not yet acquired any hotel properties. We are currently searching for hotel properties. As of December 31, 2013, we had raised $1,956,000 from our investor. The funds were held in escrow as of December 31, 2013 and were made available to the Partnership in January 2014.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, nor do we have knowledge of any pending or threatened legal claims.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public market for our Units and none is expected to develop.

Recent Sales of Unregistered Securities

On July 15, 2013, pursuant to the terms of the Agreement, the Partnership issued General Partner Interest (100%) of to the General Partner. All of the securities were offered and issued in reliance upon an exemption from registration pursuant to Rule 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Conversion of Debt to Equity

On July 15, 2013, our General Partner converted its promissory note (“Note”) of $10,000 into the Partnership’s equity effectively relinquishing the Note. The conversion was reflected in our 10q for the quarter ending September 30, 2013.

Limited Partnership Interest Surrender

On July 15, 2013, a Manager of our General Partner, Andrew Jolley, relinquished any and all interest in the limited liability partnership interest that he held. This was pursuant to Nevada law and the Partnership’s Prospectus dated May 25, 2013.

Additional Paid in Capital

On July 15, 2013 the General Partner entered into an agreement whereby the General Partner agrees to finance the Partnership with an additional $34,500 prior to the close of the Escrow Account. As of the date of this 10-k, the General Partner fulfilled this requirement. As of December 31, 2013, General Partner financed the Partnership $23,735 since July 15, 2013 and converted the total amount financed into capital contribution.

Item 6. Selected Financial Data

N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. The following discussion of our financial condition and results of operations should be read with our consolidated financial statements and the related notes included elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Although the Partnership believes that the expectations reflected in the forward-looking statements are reasonable, the Partnership cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Partnership does not intend to update any of the forward-looking statements to conform these statements to actual results. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Background Overview

Equisource Hotel Fund I, LLP is a development stage company incorporated in the State of Nevada in September of 2012. We were formed to engage in the business of purchasing hotels for the purpose of renovating, managing, and disposing of within five years.

Since our inception on September 19, 2012, we have not generated any revenues and will incur a net loss. For the most recent period, we had no activities except funding our bank account with $3,986. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from property revenue will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements.

We understand a lack of capital will limit our abilities to purchase hotels. Also, we understand that with the lack of capital comes a lack of negotiating leverage for the best real estate deals with the greatest security. Therefore, in the event we are unable to obtain sufficient capital, we may not realize the most lucrative hotel purchases.

Results of Operations

For the year ended December 31, 2013 compared to the year ended December 31, 2012

There were no revenues for the year ended December 31, 2013 or December 31, 2012 as we have not yet commenced operations and we did not break our escrow account until January 2014. Expenses for the period ended December 31, 2012 were $3,171 compared to $37,616 for the year ended December 31, 2013. These expenses were mostly related to professional fees associated with our S-11 registration statement and our on-going reporting requirements.

The General Partner to date contributed capitals of $40,025. This has gone to pay our attorney $22,615 to pay for legal expenses related to our S-11 registration statement, $9,388 to pay our auditor, bank fees, and $6,527 in general and administrative expenses. $600 was used for marketing expenses.

Liquidity and Capital Resources

The Partnership had $2,329 in cash as of December 31, 2012 and $2,693 as of December 31, 2013. We have raised over $1,956,000 for the acquisition of a hotel property. This money remained in escrow until January 2014. The investigation of prospective hotel properties involves the expenditure of capital. The Partnership will likely have to look to our General Partner or to third parties for additional capital. The General Partner planned to invest $50,000 in exchange for equity in the Partnership. As of December 31, 2013, total General Partner’s capital contribution was $39,235. The $50,000 contribution was met at April 2014.

We expect that most of the funds that we raise will be used to go towards hotel purchases. We will be able to purchase hotels with our initial capital. This will also provide for rehabilitation expenses so long as we utilize bank financing. In the case of buying distressed notes that are secured by hotel properties, we expect we may incur legal expenses as well.

In addition to the capital provided by our offering as filed on our S-11 registration statement, we expect that much of our financing for our hotel purchases may come from traditional financing sources such as a bank. We expect that we may finance any particular hotel purchase with up to 75% financing from a traditional banking institution. We do not currently have an agreement or arrangement with a particular banking institution.

We expect that most of the rehab costs and working capital costs will come from our S-11 registration statement offering and from the General Partner. As stated earlier, the General Partner does intend to provide financing in the event there is a shortfall.

If we are unable to obtain financing on any property, we will either purchase a smaller hotel property with cash from the sale of Limited Partnership Interests and from an investment from our General Partner.

If we purchase a hotel and have funds available, but not enough funds available to actually purchase an additional property or provide for a down payment on an additional property, we intend to return funds and reduce capital accounts of the limited partners.

Equity Distribution to Management

Since our formation, we have raised capital through private sales of our general partnership interests to our General Partner. As of April 2014, we raised $50,000 from our General Partner.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Account Policies

We have elected to use the extended transition period. This allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies, and, as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8. Financial Statements and Supplementary Data

Our financial statements are contained on pages F-1 through F-7, which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure and Control Procedures

The Partnership’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Partnership in the reports the Partnership files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Partnership in the reports it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013 and concluded that the disclosure controls and procedures were not effective as a whole.

(b) Management’s Report on Internal Control over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Partnership’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”).

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance of such reliability and may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was not effective based on these criteria.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance.

Management Team

We are managed by the General Partner, EquiSource Management, LLC. The General Partner’s Managersare Steve Byrne, Andrew Jolley, and Greg Herlean. The General Partner’s Chief Financial Manager is John T. Reiter. The Chief Managing Memberof the General Partner is Andrew Jolley. The affairs and business activities of the General Partner are managed by Mr. Jolley, as the Chief Managing Member, and are overseen by the other Managers.

Through the foregoing arrangements, Mr. Jolley has the sole power to act on behalf of the General Partner and, thus, to control the day-to-day operations of the Partnership. Without limiting the foregoing, Mr. Jolley has sole authority, without the consent of the holders of Units, to invest and otherwise allocate our cash resources, to declare dividends on the Units and on the general partnership interests outstanding from time to time, to cause us to redeem Units, to make annual and other reports to holders of the Units, and to cause us to issue securities, including senior securities, of the Partnership. There are no family relationships among any of the General Partner’s executive officers.

The following table sets forth the names, ages and positions of the General Partner’s current Directors and executive officers:

Name	Age	Position with the General Partner

Stephen Byrne	55	Managing Member
Andrew Jolley	38	Chief Managing Member
Greg Herlean	33	Managing Member
John T. Reiter	39	CFO of Managing Member

Andrew Jolley, 38, Chief Managing Member, oversees investment analysis, underwriting and project management. He has underwritten, acquired and managed hundreds of real estate investments ranging from portfolios of residential homes, hotels, apartments, offices to industrial properties on the behalf of Capsource, Inc, since 2007. In the past several years, Andrew’s primary focus has been finding and acquiring hotel properties through an affiliate company, Equisource Holdings. He is actively involved in the planning, management and financing of hotel ventures including brand selection, renovation budgeting, and operational oversight. Prior to founding EquiSource, Mr. Jolley was an executive with a real estate development and construction company where was responsible for acquisition and development in the Western US. He earned a BS in business administration from BYU, a Masters of Information Management from ASU, and an MBA from the WP Carey School of Business at ASU. Mr. Jolley, since 2011, has served on the Board of Directors of Horizon Trust.

Greg Herlean, 33, Managing Member, has spent the last 10 years focused on growth opportunities and wealth accumulation through real estate vehicles. His aptitude for business has afforded him the opportunity to provide management direction, capital restructuring, investment research analysis, business projection analysis, and capital acquisition services which governed and impacted over $500 million in real estate transactions. Since 2010, he has provided services to Equisource Holdings, an affiliate company as a manager, where he has underwriten, purchased, rehabed, and worked out over 200 homes. Since 2010, he has also provided management services for Capsource, a loan servicing company, where he unwrites commercial real estate loans ranging in size from $100,000 to $40 million. He co-founded and built his first Nevada trust custodial company in 2007. Through his efforts, the company went from inception to managing over $95 million in just over 24 months. Mr. Herlean is also a platform speaker on the topics of capital development, investment growth through use of self-directed IRA vehicles, and estate planning. Mr. Herlean holds a Bachelors of Science in Business Administration from the University of Phoenix and is an active member of the Las Vegas community, where he currently resides.

Steve Byrne, 55, Managing Member, has been in commercial real estate lending and investments since 1979. He has funded several billion dollars in real estate loans and investments, including over five billion in hospitality and gaming deals. From 1986 to 1991 Steve was a work out manager at First Interstate Bank where he managed the resolution for several hundred million in problem commercial loans. He then transferred to the gaming and hospitality division of First Interstate Bank (later Wells Fargo) where he directly oversaw $3 billion of hospitality and gaming loans. Later as the president of a private commercial lending company, he made several hospitality construction loans and investments. In 1997, Mr. Byrne founded Capsource, a commercial real estate loan servicing company where he has originated and underwritten loans ranging in size from $100,000 to $40 million. Since he co-founded EquiSource in 2007, Steve has been intimately involved in the acquisition, renovation and management of over 15 hotels totaling almost 2,000 hotel rooms. He holds dual bachelor's degrees in economics and accounting from Hastings College. Mr. Byrne has called Nevada home since 1990.

John T. Reiter, 39, Chief Financial Manager, is responsible for the financial stewardship of the company, including capital and operating budgets, financial affairs, reporting, and resource procurement.

Prior to joining EquiSource in 2012, Mr. Reiter served in both the private and public sectors as a finance executive. From 2009 to 20012, Mr. Reiter provided executive-level finance experience as a Senior Manager or Accounting and Analysis completing financial oversight and management, comprehensive financial analytics, and reporting on both a private and public basis for the Riviera Casino in Black Hawk, CO. Duties included cash flow analysis, investment analysis, capital project planning, ROI sensitivity, ratio analysis, strategic planning, pro-forma projections, budgeting, budget management, project modeling and management. From 2007 to 2009, Mr. Reiter provided similar services as a Senior Investment Analyst for Parlay Commercial, a commercial real estte lending company. Under Mr. Reiter’s management, the companies he has worked with successfully secured more than $30MM in equity placements and $300MM in financing to secure various real estate investments that include residential development and construction, commercial development and construction, hotel construction, and casino acquisition and construction.

Mr. Reiter is a graduate of Colorado State University with a Bachelor of Science degree in Business Administration, majoring in Finance and Real Estate.

Board Committees

As discussed above, we are managed by the General Partner. We do not have a Board of Directors, but the General Partner and its Managing Members play a significant role in overseeing our operations.

Neither we nor the General Partner is required to have a Nominating Committee or a Compensation Committee. The owners/members of the General Partner have the right to elect directors of the General Partner. The directors determine the compensation to be paid to the directors, and the officers and employees of the General Partner. The General Partner’s directors, all of whom are independent, review and approve executive compensation policies and practices, review the salaries and the bonuses of the officers, including the General Partner’s sole officer, and administer our benefit plans. The General Partners, through Mr. Jolley, provide input on the salaries of all officers and employees of the General Partner.

Legal Proceedings

We may at times, in the ordinary course of business, be a party to legal actions normally associated with a hotel investment and management business. We believe that none of these routine matters is likely to have a material adverse impact on our financial condition or results of operations.

Managing Member Compensation

The Managing Members of the General Partner are not compensated by us or the General Partner for their service as directors, and neither we nor our General Partner have any plans to entertain any proposal to pay remuneration to or enter into any employment arrangement with any of these directors.

COMPENSATION AND FEES TO THE GENERAL PARTNERS AND AFFILIATES

The General Partner, EquiSource Management, LLC, will only receive fees AFTER the limited partners have received the dividends herein discussed for performing management functions. The General Partner will receive 70% of the remaining available distributions after the limited partners have received the returns discussed herein.The General Partner will receive no other fees other than a distribution of 70% of the profits after the limited partners have received a return of 7% annualized based on their invested capital. No person or entity received any remuneration for services rendered to the Partnership during the past two years. We do not maintain any equity or non-equity incentive compensation, pension or other retirement, or non-qualified deferred compensation plans for our management team. We will not be reimbursing our general partner for the salaries for any of our officers.

Type	Description	Payment

Management Fee
For services related to managing the Company and the management of Company assets, the General Partner shall receive a management fee in the form of distribution of 70% of the remaining profits after the limited partners have received a preferred return.
Paid monthly after the limited partners have received a preferred return from the cash available for distribution.

Summary Compensation Table

Name and Principal Position	Year	Salary	All Other Compensation	Total
Andrew Jolley, Chief Managing Member	2013	$0	-	$0
Andrew Jolley, Chief Managing Member	2012	$0	-	$0
EquiSource Management, LLC(1)	2013	$0	-	$0
EquiSource Management, LLC(1)	2012	$0	-	$0
__________
(1)	The amounts shown reflect the management fee paid to EquiSource Management, LLC, our General Partner.

It is difficult to determine what fees the General Partner will receive at this time. The General Partner will derive its income for its services as the General Partner. The General Partner has not made any agreements for fees or other compensation with its Managing Member. The General Partner will receive the following fees:

The General Partner shall receive 70% of the available distributions after the Limited Partners have receive the distributions equal to 7.0% per annum during year one of the Partnership (or $70.00 per Unit per year); It is the intent of the General Partner to not seek reimbursement for certain expenses that are related to the function of the General Partner. For example, the General Partner will not be charging any working capital for office space, supplies, support staff, or expenses related to the sale of our limited partnership interests. However, if the General Partner must foreclose on a property, start a legal proceeding on behalf of the Company, defend a legal proceeding on behalf of the Company, or provide accounting services to the Company, the General Partner will seek reimbursement or use Company funds for such expenses.

Our General Partner entered into an Administrative Services agreement with the Company to manage the Company’s affairs and administer its securities. In exchange for its services, the General Partner shall receive a fee equaling 1% of the invested capital of the Company, annualized. The General Partner has no intentions of unilaterally amending this agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership of the Partnership

The following table sets forth information as of December 31, 2013 relating to the beneficial ownership of the Partnership’s equity securities by (i) each person or group known by us to own beneficially more than five percent (5%) of our equity securities; (ii) the Managing Partner and each of the General Partner’s Managing Member; and (iii) the Chief Managing Member and all of the General Partner’s Managing Member as a group, and includes all equity interests. All of the equity securities are partnership interests in the Partnership.

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Units (limited partnership interests)			100%

General Partnership Interests	Equisource Management, LLC., 2009 E. Windmill Lane, Las Vegas, NV 89123 (4)	1 Unit	100%
____________
(1)	The beneficial owner of the unit is Equisource Management, LLC. General Partner expected to purchase $50,000 General Partner units from the Partnership.

From time to time, in the ordinary course of our business, we enter to asset purchase or sales agreements with related persons (as defined in Item 404 of the SEC’s Regulation S-K), including the General Partner’s Managing Member, persons who beneficially own more than 5% of our outstanding equity interests, and the family members and other affiliates of such persons. All such transactions are consummated on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers. The “related party transactions” (as defined in Item 404(a) of the SEC’s Regulation S-K) in which we have engaged since September 19, 2012 are discussed below. Several different related companies to the General Partner or companies which the General Partner controls own hotels. The Company may elect to purchase these assets if they are still available after this registration statement is effective and appropriate funds are raised. This Prospectus will be updated as the Company enters into purchase and sale contracts or letters of intent to purchase certain hotel properties.

Our current office space at 2009 E. Windmill Lane, Las Vegas, NV 89123, is provided by our General Partner, EquiSource Management, LLC We currently do not pay any rent to our General Partner for use of the space. This may change at some time in the future.

Mr. Jolley is the Managing Member of EquiSource Management, LLC, our general partner. As the Managing Member of EquiSource Management, LLC Mr. Jolley has latitude in determining his own salary for services rendered. Mr. Jolley, through EquiSource Management, LLC, carries out a similar business to the one herein proposed. Mr. Jolley, as a sole officer and director, may unilaterally make decisions as the sole officer of EquiSource Management, LLC.

Item 12. Certain Relationships and Related Transactions

From time to time, in the ordinary course of our business, we enter to asset purchase or sales agreements with related persons (as defined in Item 404 of the SEC’s Regulation S-K), including the General Partner’s Managing Member, persons who beneficially own more than 5% of our outstanding equity interests, and the family members and other affiliates of such persons. All such transactions are consummated on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers. The “related party transactions” (as defined in Item 404(a) of the SEC’s Regulation S-K) in which we have engaged since September 19, 2012 are discussed below. Several different related companies to the General Partner or companies which the General Partner controls own hotels. The Company may elect to purchase these assets if they are still available after this registration statement is effective and appropriate funds are raised. This Prospectus will be updated as the Company enters into purchase and sale contracts or letters of intent to purchase certain hotel properties.

Our current office space at 2009 E. Windmill Lane, Las Vegas, NV 89123, is provided by our General Partner, EquiSource Management, LLC We currently do not pay any rent to our General Partner for use of the space. This may change at some time in the future.

Mr. Jolley is the Managing Member of EquiSource Management, LLC, our general partner. As the Managing Member of EquiSource Management, LLC Mr. Jolley has latitude in determining his own salary for services rendered. Mr. Jolley, through EquiSource Management, LLC, carries out a similar business to the one herein proposed. Mr. Jolley, as a sole officer and director, may unilaterally make decisions as the sole officer of EquiSource Management, LLC.

Item 13. Principal Accountant Fees and Services

The following table sets forth fees billed to the Partnership by the Partnership’s independent auditors for (i) services rendered for the audit of the Partnership’s annual financial statements and the review of the Partnership’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Partnership’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2013	$6,448	Anton & Chia
2012	$1,040	Anton & Chia

Item 14. Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's S-11 Registration Statement filed with the Securities and Exchange Commission, SEC file # 333-185267on December 5, 2012. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Equisource Hotel Fund I, LLP

Date: April 15, 2014	By:	/s/ Andrew Jolley
	Name:	Andrew Jolley
	Title:	Managing Member of our General Partner, Equisource Management, LLC
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Member of
EquiSource Hotel Fund I, LLP:

We have audited the accompanying balance sheets of EquiSource Hotel Fund I, LLP. (A development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related statement of operations, changes in partner capital, and cash flows for each of the years ended December 31, 2013 and 2012  and the period from September 19, 2012 (inception) through to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EquiSource Hotel Fund I, LLP as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended December 31, 2013 and 2012, and the period from inception through to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring operating losses and negative cash flow since inception. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California
April 15, 2014

EQUISOURCE HOTEL FUND I, LLP (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012
ASSETS

Current Assets
Cash	$2,693	$2,329
Accounts receivable	761	-
Prepaid expense	-	10,000
TOTAL ASSETS	$3,454	$12,329

LIABILITIES AND PARTNER CAPITAL (DEFICIT)

Current Liabilities
Accounts payable	4,244	-
Due to related party	-	10,000
TOTAL LIABILITIES	4,244	10,000

Partner Capital (Deficit)
Limited partnership	-	-
General partnership	(790)	(2,329)

TOTAL PARTNER CAPITAL (DEFICIT)	$(790)	$2,329

TOTAL LIABILITIES AND PARTNER CAPITAL (DEFICIT)	$3,454	$12,329

The accompanying notes are an integral part of these financial statements.

EQUISOURCE HOTEL FUND I, LLP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND FOR THE PERIODS FROM SEPTEMBER 19, 2012 (INCEPTION) TO DECEMBER 31, 2013

			For the period from Sept. 19, 2012 (inception) to
	2013	2012	Dec. 31, 2013
Expenses
General and administrative expenses	$(37,616)	$(3,171)	$(40,787)
Total Expenses	(37,616)	(3,171)	(40,787)

Interest Income	761	-	761

Net Loss	$(36,855)	$(3,171)	$(40,025)

The accompanying notes are an integral part of these financial statements.

EQUISOURCE HOTEL FUND I, LLP
STATEMENTS OF CHANGES IN PARTNER CAPITAL
(A DEVELOPMENT STAGE COMPANY)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND FOR THE PERIODS FROM SEPTEMBER 19, 2012
(INCEPTION) TO DECEMBER 31, 2013

	General Partner	Limited Partners	Total

Net capital attributable to the partner at Sept. 30, 2012	$5,500	$-	$5,500

Deficit accumulated during development stage	(3,171)	-	(3,171)

Net capital attributable to the partner(s) at Dec. 31, 2012	2,329	-	2,329

Capital contributions during the period	33,735	-	33,735

Deficit accumulated during development stage	(36,855)	-	(36,855)

Net capital attributable to the partner(s) at Dec. 31, 2013	$(790)	-	$(790)

The accompanying notes are an integral part of these financial statements.

EQUISOURCE HOTEL FUND I, LLP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND FOR THE PERIODS FROM SEPTEMBER 19, 2012 (INCEPTION) TO DECEMBER 31, 2013

			From Sept. 19, 2012 (inception) to
	2013	2012	Dec. 31, 2013

OPERATING ACTIVITIES
Net loss	$(36,855)	$(3,171)	$(40,025)
Adjustments to reconcile net income to net cash used in operations:
Decrease due to accounts receivable	(761)		(761)
Increase due to accounts payable	4,245	-	4,244
Increase in prepaid expenses	10,000	(10,000)	-
Net Cash Used in Operating Activities	(23,371)	(13,171)	(36,542)

FINANCING ACTIVITIES
Increase due to related party	(10,000)	10,000	-
Proceeds received under subscription agreement	-	-	-
Partnership contributions	33,735	5,500	39,235
Net Cash Provided by Financing Activities	23,735	15,500	39,235
Net Change in Cash	364	2,329	2,693

Cash Beginning of Period	2,329	-	-
Cash End of Period	$2,693	$2,329	$2,693

Supplemental Schedule Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

EQUISOURCE HOTEL FUND I, LLP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements include all the accounts of the Partnership. All information is reported in US dollars and was compiled and reported in accordance with generally accepted accounting principles in the United States.

Use of Estimates

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash

For purposes of the statements of cash flows, the Partnership considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. The Partnership had no cash equivalents at December 31, 2013 or December 31, 2012.

Income Taxes

The Partnership has elected to be taxed as a partnership under the Internal Revenue Code. Accordingly, no federal income tax is imposed as the partners include their respective shares of taxable income and losses on their individual income tax returns.

Net Loss per Partnership Unit

The basic earnings (loss) per partnership unit calculation is not applicable as the Partnership will be registered, but not traded. Once the Partnership has issued its limited units, it will calculate the earnings attributable to limited partners.

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

Note 3 – GOING CONCERN

The Partnership’s audited financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2013, The Partnership incurred an accumulated deficit of $40,025 during development stage. The Partnership began its offering raise in September 2013; and, as of the date of this writing does not have a source of revenue sufficient to cover its operational costs, raising doubt about its ability to continue as a going concern. The Partnership will be dependent upon the raising of additional capital through placement of partnership interests in order to implement its business plan. There can be no assurance that the Partnership will be successful in this situation in order to continue as a going concern.

Note 4 – RELATED PARTY

As of December 31, 2012, the Partnership had received $5,500 from the General Partner in the form of capital contributions.

As of December 31, 2013, the Partnership had received $39,235 from the General Partner in the form of capital contributions.

Note 5 – CONTINGENCIES

Some of the officers and directors of the Partnership are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Partnership and other business interests. The Partnership has not formulated a policy for the resolution of such conflicts.

Note 6 – PARTNER’S EQUITY

The Partnership commenced the sale of Limited Partnership Units in September 2013. 25,000 Limited Partnership Units are held out for sale, with a par value of $1,000 each. The minimum unit purchase is 5 units, or an investment of $5,000. The Partnership had raised 1,956 units as of December 31, 2013.Funds were held in escrow until 2,000 shares were sold. This requirement was met on January 16, 2014 and funds were released to the Partnership.

As of December 31, 2013, General Partner’s contribution was $39,235 and we had accumulated deficit of $40,025.

Note 7 – SUBSEQUENT EVENTS

Subsequent to December 31, 2013, the Partnership has received an additional $10,765 in capital contributions from the General Partner, bringing the founder/manager capital account to $50,000. On January 16, 2014, $2,000,061 was released to the Partnership from the aforementioned escrow account held by the Partnership’s transfer agent, when 2,000 units had been sold.