Form 10-Q
period 2014-03-31
Equisource Hotel Fund I, LLP
filed 2014-05-28
CIK 1562872

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-185267

Equisource Hotel Fund I, LLP

Nevada	46-1009494
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2009 East Windmill Lane
Las Vegas, NV 89123
(Address of principal executive offices)

702-240-0977
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At May 15, 2014, there were 5,106.3 limited partnership interests outstanding.

Equisource Hotel Fund I, LLP
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED March 31, 2014

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.	F-1

	Condensed Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013.	F-2

	Condensed Statements of Operations for the three months ended March 31, 2014 and 2013 and for the period from September 19th, 2012 (Inception) to March 31, 2014 (unaudited).	F-3

	Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited) and for the period from Inception to March 31, 2014 (unaudited).	F-4

	Notes to Condensed Financial Statements (unaudited).	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 3.	Quantitative & Qualitative Disclosures about Market Risks.	4

Item 4.	Controls and Procedures.	5

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	6

Item 3.	Defaults upon senior securities.	6

Item 4.	Submissions of matters to a vote of securities holders.	6

Item 5.	Other Information.	6

Item 6.	Exhibits.	7

Exhibit 31.1
Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Equisource Hotel Fund I, LLP
(A Development Stage Company) Condensed Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets
Cash	$3,063,201	$2,693
Accounts receivable	-	761
TOTAL ASSETS	$3,063,201	$3,454

LIABILITIES AND PARTNER EQUITY

Current Liabilities
Accounts payable	$1,500	$4,244
TOTAL LIABILITIES	1,500	4,244

Partner Equity (Deficit)

Limited partners	3,061,300	-
General partner	401	(790)

TOTAL PARTNER EQUITY (DEFICIT)	3,061,701	(790)

TOTAL LIABILITIES AND PARTNER EQUITY (DEFICIT)	$3,063,201	$3,454

The accompanying notes are an integral part of these unaudited condensed financial statements.

Equisource Hotel Fund I, LLP (A Development Stage Company) Condensed Statement of Operations (unaudited)

	Three Months Ended March 31,		From September 19, 2012 (inception) to March 31, 2014
	2014	2013
Revenue	$-	$-	$-

Expenses
General and administrative	7,901	1,323	48,688

Loss from Operations	(7,901)	(1,323)	(48,688)

Interest Income	92	-	854

Net loss	$(7,809)	$(1,323)	$(47,834)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Equisource Hotel Fund I, LLP (A Development Stage Company) Condensed Statement of Cash Flows (unaudited)

	Three Months Ended March 31,		From September 19, 2012 (inception) to
	2014	2013	March 31, 2014
OPERATING ACTIVITIES
Net loss	$(7,809)	$(1,323)	$(47,834)
Adjustments to reconcile net income to net cash used in operations:
Decrease due to accounts receivable	761	-	-
Increase due to accounts payable	(2,744)	-	1,500
Net cash used in operating activities	(9,792)	(1,323)	(46,334)

FINANCING ACTIVITES

Proceeds received under subscription agreement	3,061,300	-	3,061,300
General partner contributions	9,000	-	48,235

Net cash provided by financing activities	3,070,300	-	3,109,535

Net change in cash	3,060,508	(1,323)	3,063,201

Cash beginning of period	2,693	2,329	-
Cash end of period	$3,063,201	$1,006	$3,063,201
Supplemental schedule of cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

EQUISOURCE HOTEL FUND I, LLP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
March 31, 2014

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

As of March 31, 2014 we had 95 Limited Liability Partners and one General Partner, Equisource Management, LLC.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUTNING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements include all the accounts of the Partnership. All information is reported in US dollars and was reported in accordance with generally accepted accounting principles in the United States.

Use of Estimates

Preparation of the condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash

For purposes of the statements of cash flows, the Partnership considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. The Partnership had no cash equivalents at March 31, 2014 or December 31, 2013.

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

Note 3 – GOING CONCERN

The Partnership’s unaudited condensed financial statements are prepared assuming that the Partnership will continue as a going concern. As of March 31, 2014, the Partnership had an accumulated net loss of $47,834 since the inception of September 19, 2012. The Partnership had acquired an operation business entity SIC Servicing LLC (“SIC) and its operable hotel assets. The closing of this acquisition was completed as of April 8, 2014. The acquisition of SIC was funded by the Limited Partner’s capital contribution and the remainder was through debt financing with Stearns Bank. In view of this matter, the Partnership’s ability to continue as a going concern is dependent upon the Company's ability to handle the operations of the hotel asset to achieve a level of profitability and to meet the debt financing requirements.

The Partnership’s unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – RELATED PARTY

As of December 31, 2013, the Partnership had received $39,235 from the General Partner in the form of capital contributions.

As of March 31, 2014, the Partnership had received $48,235 from the General Partner in the form of capital contributions.

Note 5 – CONTINGENCIES

Some of the officers and directors of the Partnership are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Partnership and other business interests. The Partnership has not formulated a policy for the resolution of such conflicts.

Note 6- PARTNER’S EQUITY

The Partnership commenced the sale of Limited Partnership Units in September 2013. 25,000 Limited Partnership Units are held out for sale, with a par value of $1,000 each. The minimum unit purchase is 5 units, or an investment of $5,000. The Company had sold 3,061.3 units as of March 31, 2014, creating $3,061,300 in Limited Partnership capital contributions.

As of March 31, 2014, General Partner’s contribution was $48,235 and we had accumulated deficit of $47,834.

As of April 30, 2014, the Partnership had sold an additional 2,066 Limited Partnership units and had received approximately $2 million proceeds from the sale of Limited Partnership units.

Note 7 – SUBSEQUENT EVENTS

Subsequent to March 31, 2013, the Partnership has received an additional $1,765 in capital contributions from the General Partner, bringing the founder/manager capital account to $50,000.

Additionally, on April 11th, 2014 the Partnership completed the purchase of its initial hotel asset located in Tucson, AZ. (the “Property”). The Partnership filed form 8K on May 15, 2014 in connection with this transaction.

The Property is a Quality Inn and Suites located at 7411 N. Oracle Road in Tucson, Arizona 85704. The property was originally constructed in 1986 and underwent a $1,500,000 renovation beginning in late 2011. This renovation included all 155 rooms, the lobby, breakfast area, courtyard area, landscaping, exterior painting, meeting and board rooms, as well as the administrative offices. Property amenities include 155 rooms, with a mix of King Suites, Queen Suites, and Queen Standard rooms, business center, meeting space, and heated pool and spa. The property has a $4.4 million loan which was paid off during the process of the acquisition. As of the acquisition closing date April 8, 2014, except for the $3.2 million new loan acquired from Stearns Bank, there were no other loans outstanding in relation to this property.

The Property was purchased for $6,500,000. In conjunction with the purchase of the Property, a formal commercial appraisal was completed, which indicated a value substantially higher than that of the purchase price. The Partnership used $3,300,000 in cash, combined with a $3,200,000 loan from Stearns Bank to complete the purchase. The $3,200,000 loan is fully amortized over 20 years, with a 5 year balloon, and a variable interest rate, currently at 5.5%.

The Property was purchased from a related party. The seller of the Property had Principals in common with EquiSource Hotel Fund I, LLP whom received direct financial benefit from this transaction.

As mentioned in Footnote 6, there was a total of approximately $2 million proceeds received by the Partnership as Limited Partnership capital contribution as of April 30, 2014.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed unaudited financial statements and related notes included in this report and those in our 424(b)(3) Prospectus filed on August 8, 2013, our 8-k filed on August 8, 2013, and our S-1 registration statement deemed effective on April 29, 2013 and our 10-k for year ended December 31, 2013. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Background Overview

Equisource Hotel Fund I, LLP is a development stage company incorporated in the State of Nevada in September of 2012. We were formed to engage in the business of purchasing hotels for the purpose of renovating, managing, and disposing of within five years.

Since our inception on September 19, 2012, we have not generated any revenues and will incur a net loss. In our most recent period, we sold 3,061.3 units of limited partnership interests totaling a cash raise of $3,061,300. In our second quarter, we used funds to purchase a property. As of March 31, 2014, we had $3,036,201 in cash as our only asset. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from property revenue will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

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

Results of Operations for the Quarter ending March 31, 2014

Assets

As of March 31, 2014, we had $3,036,201 in cash.

Operating Expense

Total operating expenses for the three months ended March 31, 2014 were $7,809 and were mostly for fee paid to our auditor for our year end audit. This is compared to expenses of $47,834 for the period ended March 31, 2014 since inception which included costs related to our S-11 registration statement.

Net Loss

Net loss for the three months ended March 31, 2014 was $(7,809) compared to the period ended March 31, 2014 since inception of $(47,834) meaning we incurred most of our expenses in the nine months ending March 31, 2014. Again, most of these expenses were related to our S-11 registration statements, costs associated with legal fees and audit fees.

Liquidity and Capital Resources

At March 31, 2014, we had $3,036,201 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-11 Registration Statement. During the three months ended March 31, 2014 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-11 Registration Statement, deemed effective with the Securities and Exchange Commission on June 10, 2013. During the three months ended March 31, 2014 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2014, our Chief Executive Officer and Chief Financial Officer as of March 31, 2014, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified one material weakness of Company internal controls.

The Company does not have policies and procedures in place to timely identify and disclose significant transactions.

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

Equisource Hotel Fund I, LLP

Date: May 20, 2014	By:	/s/ Andrew Jolley
Managing Member of our General Partner, Equisource Management, LLC
Name: Andrew Jolley
(Principal Executive Officer)

Date: May 20, 2014	By:	/s/ John Reiter
Managing Member of our General Partner, Equisource Management, LLC
Name: John Reiter
(Principal Financial Officer, and Principal Accounting Officer)